Form 10-Q
period 1995-06-30
IEA MARINE CONTAINER FUND II
filed 1995-08-11
CIK 315806

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1995

                                       OR

/ /   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM      TO
                                                          -----    ------
                         Commission file number 0-9736

                          IEA MARINE CONTAINER FUND II
                       (A CALIFORNIA LIMITED PARTNERSHIP)
             (Exact name of registrant as specified in its charter)

          California                                             94-2671761
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

         444 Market Street, 15th Floor, San Francisco, California 94111
         (Address of principal executive offices)            (Zip Code)

                                 (415) 677-8990
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X . No    .
                                       ---     ---

                          IEA MARINE CONTAINER FUND II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                     REPORT ON FORM 10-Q FOR THE QUARTERLY
                           PERIOD ENDED JUNE 30, 1995

                               TABLE OF CONTENTS

                                                                                                       PAGE
PART I - FINANCIAL INFORMATION

  Item 1. Financial Statements

          Balance Sheets - June 30, 1995 (unaudited) and December 31, 1994                                2

          Statements of Operations for the three and six months ended June 30, 1995 and 1994              3
          (unaudited)

          Statements of Cash Flows for the six months ended June 30, 1995 and 1994                        4
          (unaudited)

          Notes to Financial Statements (unaudited)                                                       5

  Item 2. Management's Discussion and Analysis of Financial Condition and Results of                      7
          Operations


PART II - OTHER INFORMATION

  Item 6. Exhibits and Reports on Forms 8-K during the period                                             8

                         PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

          Presented herein are the Registrant's balance sheets as of June 30, 1995 and December 31, 1994, statements of operations for the three and six months ended June 30, 1995 and 1994, and statements of cash flows for the six months ended June 30, 1995 and 1994.

                          IEA MARINE CONTAINER FUND II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 BALANCE SHEETS
                                  (UNAUDITED)

                                                                              June 30,        December 31,
                                                                                1995              1994
                                                                             ----------        ----------
                   Assets
                   ------
Current assets:
    Cash, includes $95,760 at June 30, 1995 and $90,037
       at December 31, 1994 in interest-bearing accounts                     $  114,133        $  102,780
    Short-term investments                                                      210,420           300,631
    Net lease receivables due from Leasing Company
       (notes 1 and 2)                                                          741,382           176,348
                                                                             ----------        ----------

           Total current assets                                               1,065,935           579,759
                                                                             ----------        ----------

Container rental equipment, at cost                                             369,726         3,022,318
    Less accumulated depreciation                                               258,808         2,111,831
                                                                             ----------        ----------
       Net container rental equipment                                           110,918           910,487
                                                                             ----------        ----------

                                                                             $1,176,853        $1,490,246
                                                                             ==========        ==========

              Partners' Capital
              -----------------

Partners' capital (deficit):
    General partners                                                         $   (3,192)       $   (5,833)
    Limited partners                                                          1,180,045         1,496,079
                                                                             ----------        ----------

           Total partners' capital                                            1,176,853         1,490,246
                                                                             ----------        ----------

                                                                             $1,176,853        $1,490,246
                                                                             ==========        ==========


        The accompanying notes are an integral part of these statements.

                          IEA MARINE CONTAINER FUND II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF OPERATIONS

                                  (UNAUDITED)

                                                     Three Months Ended            Six Months Ended
                                                    ---------------------        --------------------
                                                    June 30,     June 30,        June 30,    June 30,
                                                      1995         1994            1995        1994
                                                    --------     --------        --------    --------
Net lease revenue (notes 1 and 3)                    $57,931     $132,256        $198,136    $326,362
Other operating expenses:
   Other general and administrative expenses          11,474       10,304          18,279      17,140
                                                     -------     --------        --------    --------
     Earnings from operations                         46,457      121,952         179,857     309,222

Other income:
   Interest income                                     4,862        4,799           9,849       9,099
   Net gain on disposal of equipment                  19,862       31,861          52,464      69,899
                                                     -------     --------        --------    --------
                                                      24,724       36,660          62,313      78,998
                                                     -------     --------        --------    --------
     Net earnings                                    $71,181     $158,612        $242,170    $388,220
                                                     =======     ========        ========    ========
Allocation of net earnings:

   General partners                                  $   711     $  3,832        $  8,196    $  6,432
   Limited partners                                   70,470      154,780         233,974     381,788
                                                     -------     --------        --------    --------
                                                     $71,181     $158,612        $242,170    $388,220
                                                     =======     ========        ========    ========
Limited partners' per unit share of net earnings     $     4     $      8        $     12    $     19
                                                     =======     ========        ========    ========


        The accompanying notes are an integral part of these statements.

                          IEA MARINE CONTAINER FUND II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                                                      Six Months Ended
                                                                ---------------------------
                                                                June 30,           June 30,
                                                                  1995               1994
                                                                ---------         ---------
Net cash provided by operating activities                       $ 213,852         $ 318,693

Cash flows provided by investing activities:
   Proceeds from disposal of equipment                            262,853           288,196

Cash flows used in financing activities:
   Distribution to partners                                      (555,563)         (707,080)
                                                                ---------         ---------

Net decrease in cash and cash equivalents                         (78,858)         (100,191)

Cash and cash equivalents at January 1                            403,411           649,488
                                                                ---------         ---------

Cash and cash equivalents at June 30                            $ 324,553         $ 549,297
                                                                =========         =========


        The accompanying notes are an integral part of these statements.

                          IEA MARINE CONTAINER FUND II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO UNAUDITED FINANCIAL STATEMENTS

                      JUNE 30, 1995 AND DECEMBER 31, 1994

(1)   Summary of Significant Accounting Policies

      (a) Nature of Operations

          IEA Marine Container Fund II (A California Limited Partnership) (the "Partnership") was organized under the laws of the State of California on January 3, 1980 for the purpose of owning and leasing marine cargo containers. The managing general partner is Cronos Capital Corp. ("CCC"); the associate general partner is Smith Barney Shearson, Inc. CCC, with its affiliate Cronos Containers Limited (the "Leasing Company"), manages and controls the business of the Partnership.

      (b) Leasing Company and Leasing Agent Agreement

          Pursuant to the Limited Partnership Agreement of the Partnership, all authority to administer the business of the Partnership is vested in CCC. CCC has entered into a Leasing Agent Agreement whereby the Leasing Company has the responsibility to manage the leasing operations of all equipment owned by the Partnership. Pursuant to the Agreement, the Leasing Company is responsible for leasing, managing and re-leasing the Partnership's containers to ocean carriers and has full discretion over which ocean carriers and suppliers of goods and services it may deal with. The Leasing Agent Agreement permits the Leasing Company to use the containers owned by the Partnership, together with other containers owned or managed by the Leasing Company and its affiliates, as part of a single fleet operated without regard to ownership. Since the Leasing Agent Agreement meets the definition of an operating lease in Statement of Financial Accounting Standards
          (SFAS) No. 13, it is accounted for as a lease under which the Partnership is lessor and the Leasing Company is lessee.

          The Leasing Agent Agreement generally provides that the Leasing Company will make payments to the Partnership based upon rentals collected from ocean carriers after deducting direct operating expenses and management fees to CCC. The Leasing Company leases containers to ocean carriers, generally under operating leases which are either master leases or term leases (mostly two to five years). Master leases do not specify the exact number of containers to be leased or the term that each container will remain on hire but allow the ocean carrier to pick up and drop off containers at various locations; rentals are based upon the number of containers used and the applicable per-diem rate. Accordingly, rentals under master leases are all variable and contingent upon the number of containers used. Most containers are leased to ocean carriers under master leases; leasing agreements with fixed payment terms are not material to the financial statements. Since there are no material minimum lease rentals, no disclosure of minimum lease rentals is provided in these financial statements.

      (c) Basis of Accounting

          The Partnership utilizes the accrual method of accounting. Revenue is recognized when earned.

      (d) Financial Statement Presentation

          These financial statements have been prepared without audit. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting procedures have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and accompanying notes in the Partnership's latest annual report on Form 10-K.

                          IEA MARINE CONTAINER FUND II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO UNAUDITED FINANCIAL STATEMENTS

      (d) Financial Statement Presentation - (Continued)

          The interim financial statements presented herewith reflect all adjustments of a normal recurring nature which are, in the opinion of management, necessary to a fair statement of the financial condition and results of operations for the interim periods presented.

(2)   Net Lease Receivables Due from Leasing Company

      Net lease receivables due from the Leasing Company are determined by deducting direct operating payables and accrued expenses, and base management fees payable to CCC and its affiliates from the rental billings payable by the Leasing Company to the Partnership under operating leases to ocean carriers for the containers owned by the Partnership. Net lease receivables at June 30, 1995 and December 31, 1994 were as follows;

                                                     June 30,      December 31,
                                                       1995           1994
                                                    --------        --------
Lease receivables, net of doubtful accounts
   of $87,252 at June 30, 1995 and $77,495
   at December 31, 1994                             $853,745        $334,722
Less:
Direct operating payables and accrued expenses       112,363          97,214
Damage protection reserve                                  -          61,160
                                                    --------        --------

                                                    $741,382        $176,348
                                                    ========        ========

(3)   Net Lease Revenue

      Net lease revenue is determined by deducting direct operating expenses and management fees to CCC from the rental revenue billed by the Leasing Company under operating leases to ocean carriers for the containers owned by the Partnership. Net lease revenue for the three and six-month periods ended June 30, 1995 and 1994, were as follows:

                               Three Months Ended         Six Months Ended
                              --------------------      --------------------
                              June 30,    June 30,      June 30,    June 30,
                                1995        1994          1995        1994
                              --------    --------      --------    --------
Rental revenue                $114,455    $227,400      $314,014    $488,619

Rental equipment
  operating expenses            42,598      52,339        71,748      74,452
Base management fees            13,926      42,805        44,130      87,805
                              --------    --------      --------    --------
                              $ 57,931    $132,256      $198,136    $326,362
                              ========    ========      ========    ========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

It is suggested that the following discussion be read in conjunction with the Registrant's most recent annual report on Form 10-K.

1) Material changes in financial condition between June 30, 1995 and December 31, 1994.

      As discussed in prior quarterly reports, the Managing General Partner has focused its efforts on liquidating the remaining equipment in the fleet and winding up the Registrant's operations. Accordingly, during the first six months of 1995, the Registrant disposed of 1,192 containers, equal to approximately 21% of its original fleet. Of this amount, 895 containers were sold during the second quarter of 1995, pursuant to an agreement with a non-related party. The purchase price of these 895 containers totaled $632,577, which equaled approximately 105% of the containers' net book value. The proceeds related to this sale were received during the third quarter of 1995, and contributed to the increase in net lease receivables due from the Leasing Company at June 30, 1995. The proceeds from this sale will be retained as part of working capital, ensuring the availability of sufficient cash balances during the third and fourth quarters of 1995, as cash expenditures for investor processing, tax, legal and audit services, should be in excess of cash generated from operations. At June 30, 1995 the Registrant's remaining fleet consisted of 151 containers. These remaining containers have been targeted for disposal during the third quarter of 1995.

      The diminishing fleet size contributed to declines in the Registrant's cash balances and reserve for container repairs covered under the damage protection plan. During the next two quarters, a concentrated effort will be made to collect the Registrant's remaining lease receivables and extinguish its remaining payables, with the intent to wind up the Registrant's operations by December 31, 1995 or early 1996.

2) Material changes in the results of operations between the three and six-month periods ended June 30, 1995 and the three and six-month periods ended June 30, 1994.

      During the three and six-month periods ended June 30, 1995, approximately 28% and 22%, respectively, of the Registrant's earnings were from gain on disposal of equipment, as compared to 20% and 18% for the same periods in the prior year. Net lease revenues were lower as a direct result of these disposals.

      The diminishing fleet size has had its greatest impact on gross lease revenues, a component of net lease revenue, resulting in a decline of 50% and 36% for the three and six-month periods ended June 30, 1995, respectively, when compared to the same periods in 1994. Rental equipment operating expenses declined 19% and 4% over the same three and six-month periods in the prior year. These declines were partially offset by expenses associated with the recovery actions against the doubtful accounts of certain lessees, including legal and container recovery expenses, as well as the related provision for doubtful accounts.

      The Registrant's average fleet size and utilization rates for the three and six-month periods ended June 30, 1995 and 1994 were as follows:


                                        Three Months Ended       Six Months Ended
                                       --------------------     -------------------
                                       June 30,    June 30,     June 30,   June 30,
                                         1995        1994         1995       1994
                                       --------    --------     --------   --------
Average Fleet Size (measured in
    twenty-foot equivalents (TEU))       806        1,885        1,088      1,935
Average Utilization                       64%          82%          75%        81%


      During the remaining period in the wind up phase of operations, the Registrant expects to incur net losses, as certain costs including investor processing, tax, legal and audit expenses, should be in excess of net lease revenues generated from operations. The Registrant has increased its cash reserves in anticipation of these expected losses.

                          PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits

                  27 - Financial Data Schedule

          (b) There were no reports on Form 8-K during the three-month period ended June 30, 1995.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    IEA MARINE CONTAINER FUND II
                                    (A California Limited Partnership)

                                    By  Cronos Capital Corp.
                                        The Managing General Partner

                                    By   /s/ JOHN KALLAS
                                         ---------------------------------------
                                         John Kallas
                                         Vice President, Chief Financial Officer
                                         Principal Accounting Officer

Date:  August 10, 1995

                                 EXHIBIT INDEX

Exhibit
  No.                             Description
- -------                           -----------
  27                         Financial Data Schedule