Form 10-K405
period 1995-12-31
IEA MARINE CONTAINER FUND II
filed 1996-03-28
CIK 315806

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

  [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                              ACT OF 1934 $ 250.00

                   For the fiscal year ended December 31, 1995

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                          ACT OF 1934 [NO FEE REQUIRED]

             For the transition period from          to           .
                                           ----------  -----------

                          Commission file number 0-9736

                          IEA MARINE CONTAINER FUND II
                       (A California Limited Partnership)
             (Exact name of registrant as specified in its charter)

         California                                     94-2671761
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

         444 Market Street, 15th Floor, San Francisco, California 94111
               (Address of principal executive offices) (Zip Code)

        Registrant's telephone number, including area code (415) 677-8990

Securities registered pursuant to Section 12(b) of the Act:

                                                      Name of each exchange on
               Title of each class                        which registered
               -------------------                    ------------------------
                  Not Applicable

          Securities registered pursuant to Section 12(g) of the Act:

                     UNITS OF LIMITED PARTNERSHIP INTERESTS
                     --------------------------------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing
requirements for the past 90 days. Yes X . No   .
                                      ---    ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant is not applicable.

                       Documents incorporated by Reference

PART I
Item 1 - Business   Prospectus of IEA Marine Container Fund II, dated May 21,
                    1980 included as part of Registration Statement on Form S-1
                    (No. 2-67065)

                    Certificate of Limited Partnership of IEA Marine Container Fund II, filed as Exhibit 3.4 to the Registration Statement on Form S-1 (No. 2-67065)

                                     PART I


Item 1. Business

       (a) General Development of Business

       The Registrant is a California limited partnership formed on January 3, 1980 to engage in the business of leasing marine dry cargo containers to unaffiliated third-party lessees. The Registrant was initially capitalized with $100, and commenced offering its limited partnership interests to the public during the week of June 14, 1980, pursuant to its Registration Statement on Form S-1 (File No. 2-67065). The offering terminated on February 4, 1981.

       The Registrant raised $10,000,100 in subscription proceeds. The following table sets forth the use of said subscription proceeds:

                                                                                     Percentage of
                                                                    Amount           Gross Proceeds
                                                                 -----------         --------------
       Gross Subscription Proceeds                               $10,000,100            100.0%

       Public Offering Expenses:
                Underwriting Commissions                         $ 1,000,000             10.0%
                Offering and Organization Expenses               $   104,717              1.0%
                                                                 -----------            -----

                Total Public Offering Expenses                   $ 1,104,717             11.0%
                                                                 -----------            -----

       Net Proceeds                                              $ 8,895,383             89.0%

       Acquisition Fees                                          $   350,502              3.5%

       Working Capital Reserve                                   $    88,877              0.9%
                                                                 -----------            -----


       Gross Proceeds Invested in Equipment                      $ 8,456,004             84.6%
                                                                 ===========            =====

       On March 12, 1981, the Registrant borrowed $4,289,500 to finance the purchase of additional containers. The loan was repaid in full on October 7, 1988.

       The managing general partner of the Registrant is Cronos Capital Corp. ("CCC"), a wholly-owned subsidiary of Cronos Holdings/Investments (U.S.), Inc., a Delaware corporation. Cronos Holdings/Investments (U.S.), Inc. is a wholly-owned subsidiary of Cronos Investments B.V., a Dutch company. These and other affiliated companies are ultimately wholly-owned by The Cronos Group, a holding company registered in Luxembourg ("Holding Company") and are collectively referred to as the "Group". The activities of the container division of the Group are managed through the Group's subsidiary in the United Kingdom, Cronos Containers Limited ("the Leasing Company"). The Leasing Company manages the leasing operations of all equipment owned or managed by the Group on its own behalf or on behalf of other third-party container owners, including all other programs organized by CCC. The associate general partner is Smith Barney Shearson, Inc., a successor to The F&M Corporation.

       Pursuant to the Limited Partnership Agreement of the Registrant, all authority to administer the business of the Registrant is vested in CCC. CCC has entered into a Leasing Agent Agreement, whereby the Leasing Company has the responsibility for the container leasing activities of CCC's managed programs.

       For information concerning the containers acquired by the Registrant, see
Item 2, "Properties."

       (b) Financial Information About Industry Segments

       Inapplicable.

       (c) Narrative Description of Business

       (c)(1)(i) A marine cargo container is a reusable metal container designed for the efficient carriage of cargo with a minimum of exposure to loss from damage or theft. Containers are manufactured to conform to worldwide standards of container dimensions and container ship fittings adopted by the International Standards Organization ("ISO") in 1968. The standard container is either 20' long x 8' wide x 8'6" high (one twenty-foot equivalent unit ("TEU"), the standard unit of physical measurement in the container industry) or 40' long x 8' wide x 8'6" high (two TEU). Standardization of the construction, maintenance and handling of containers allows containers to be picked up, dropped off, stored and repaired effectively throughout the world. This standardization is the foundation on which the container industry has developed.

       Standard dry cargo containers are rectangular boxes with no moving parts, other than doors, and are typically made of steel. They are constructed to carry a wide variety of cargos ranging from heavy industrial raw materials to light-weight finished goods. Specialized containers include, among others, refrigerated containers for the transport of temperature-sensitive goods and tank containers for the carriage of liquid cargo. Dry cargo containers constitute approximately 85% of the worldwide container fleet. Refrigerated and tank containers constitute approximately 7% of the worldwide container fleet, with open-tops and other specialized containers constituting the remainder.

       One of the primary benefits of containerization has been the ability of the shipping industry to effectively lower freight rates due to the efficiencies created by standardized intermodal containers. Containers can be handled much more efficiently than loose cargo and are typically shipped via several modes of transportation, including truck, railway and ship. Containers require loading and unloading only once and remain sealed until arrival at the final destination, significantly reducing transport time, labor and handling costs and losses due to damage and theft. Efficient movement of containerized cargo between ship and shore reduces the amount of time that a ship must spend in port and reduces the transit time of freight moves.

       The logistical advantages and reduced freight rates brought about by containerization have been a major catalyst for world trade growth during the last twenty-five years, which in turn has generated increased demand for containerization. The world container fleet has grown from an estimated 270,000 TEU in 1969 to 9,198,000 TEU at the end of 1995, and according to recent industry data, growth of containerized shipping since 1987 has generally averaged two to three times that of average GDP growth in industrialized countries.

       The container leasing industry has been a significant contributor to the growth of containerization, and, in 1995, had an approximately 47% share of the total world container fleet with ocean carriers holding most of the remainder. To an ocean carrier, the primary benefits of leasing rather than owning containers are the following:

       - Reduced Capital Expenditures. Leasing is an attractive option to ocean carriers because ownership of containers requires significant capital expenditures. Carriers constantly evaluate their investment strategy, with container purchasing competing directly with other expenditure requirements, such as ship purchases, ship conversions and terminal improvements. Container leasing allows ocean carriers to invest capital in assets that are more central to their business.

       - Improved Asset Management. Trade flow imbalances and seasonal demands frequently leave ocean carriers with regional surpluses or shortages of containers, requiring costly repositioning of empty containers. Leasing companies help ocean carriers manage these trade imbalances by providing the inventory to service demand, reducing the costs of maintaining local inventories and minimizing repositioning expenses. By matching different carriers' container needs, leasing companies can reduce their own risks of container inventory imbalances and seasonality through a portfolio of lessees as well as variations in lease terms.

       - Increased Container Fleet Flexibility. Ocean carriers benefit from the variety of lease types offered by leasing companies such as the master lease, long-term and short-term lease and direct financing lease. These various leases give ocean carriers flexibility in sizing their fleets while minimizing capital costs. For example, master lease agreements give ocean carriers the option of adjusting the size of their fleets, with the flexibility to pick-up and drop-off containers at various locations around the world.

       During 1995, the Registrant's 16th year of operations, the Registrant's remaining containers were disposed. As a result of the declining cash flows from operations and sales proceeds, CCC and the Leasing Company determined that disposing of the remaining containers would be in the best interest of the limited partners. The Registrant's original fleet consisted of dry cargo containers, the most-commonly used type in the shipping industry. Over 90% of the Registrant's dry cargo container fleet was constructed of all Corten(R) steel (Corten(R) roofs, walls, doors and undercarriage), a high-tensile steel yielding greater damage and corrosion resistance than mild steel.

       The Registrant's containers were leased primarily to ocean-going steamship companies operating in major trade routes (see Item 1(d)). Most if not all of the Registrant's marine dry cargo containers were leased pursuant to operating leases, primarily master leases, where the containers were leased to the ocean carrier on a daily basis for any desired length of time, with the flexibility of picking up and dropping off containers at various agreed upon locations around the world and, secondarily, term leases (1-5 years) and one-way or round-trip leases.

       Master lease agreements. A master lease is designed to provide greater flexibility by allowing customers to pick-up and drop-off containers where and when needed, subject to restrictions and availability, on pre-agreed terms. The commercial terms of master leases are generally negotiated annually. Master leases also define the number of containers that may be returned within each calendar month and the return locations and applicable drop-off charges. Because of the increased flexibility they offer, master leases usually command higher per-diem rates and generate more ancillary fees (including pick-up, drop-off, handling and off-hire fees) than term leases.

       Term lease agreements. Term lease agreements include short-term and long-term leases. Long-term lease agreements define the number of containers to be leased, the pick-up and drop-off locations, the applicable per-diem rental rate for the duration of the lease and the early termination penalties that may apply in the event of early redelivery. Ocean carriers use long-term leases when they have a need for identified containers for a specified term. Long-term leases usually are not terminated early by the customer and provide stable and relatively predictable sources of revenue, although per-diem rates and ancillary charges are lower under long-term leases than under master lease agreements. Short-term lease agreements have a duration of less than one year and include one-way, repositioning and round-trip leases. They differ from master leases in that they define the number and the term of containers to be leased. Ocean carriers use one-way leases to manage trade imbalances (where more containerized cargo moves in one direction than another) by picking up a container in one port and dropping it off at another after one or more legs of a voyage. Except for direct financing leases, lease rates typically are highest for short-term leases.

       Under these leases, customers were responsible for paying all taxes and service charges arising from container use, maintaining the containers in good and safe operating condition while on lease and paying for repairs upon redelivery, other than ordinary wear and tear. Some leases provided for a "damage protection plan" whereby lessees, for an additional payment (which may have been in the form of a higher per-diem rate), were relieved of the responsibility of paying some of the repair costs upon redelivery of the containers. The Leasing Company has historically provided this service on a limited basis to selected customers. Repairs provided under such plans were carried out by the same depots, under the same procedures, as were repairs to containers not covered by such plans. Customers also were required to insure leased containers against physical damage and loss, and against third party liability for loss, damage, bodily injury or death.

       All containers were inspected and repaired when redelivered by a customer, and customers were obligated to pay for all damage repair, excluding wear and tear, according to standardized industry guidelines. Depots in major port areas performed repair and maintenance which was verified by independent surveyors or the Leasing Company's technical and operations staff.

       Before any repair or refurbishment was authorized on containers in the Registrant's fleet, the Leasing Company's technical and operations staff reviewed the age, condition and type of container and its suitability for continued leasing. The Leasing Company compared the cost of such repair or refurbishment with the prevailing market resale price that was obtained for that container and made the appropriate decision whether to repair or sell the container.

       The Leasing Company made payments to the Registrant based upon rentals collected from ocean carriers after deducting certain operating expenses associated with the containers, such as the base management fee payable to CCC, certain expense reimbursements to CCC, the costs of maintenance and repairs not performed by lessees, independent agent fees and expenses, depot expenses for handling, inspection and storage, and additional insurance.

       The Registrant's sales and marketing operations were conducted through the Leasing Company, in the United Kingdom, with support provided by area offices and dedicated agents located in San Francisco, California; Iselin, New Jersey; Windsor, England; Hamburg; Antwerp; Genoa; Singapore; Hong Kong; Sydney; Tokyo; Taipei; Seoul; Rio de Janeiro; and Shanghai. Each of the Leasing Company's area offices and dedicated agents is staffed with local people familiar with the customers and language of the region. The Leasing Company's marketing directors have been employed in the container industry in their respective regions for an average of 15 years, building direct personal relationships with the local ocean carriers and locally based representatives of other ocean carriers.

       The Leasing Company also maintains agency relationships with over 20 independent agents around the world, who are generally paid a commission based upon the amount of revenues they generate in the region or the number of containers that are leased from their area on behalf of the Registrant. They are located in jurisdictions where the volume of the business necessitates a presence in the area but is not sufficient to justify a fully-functioning Leasing Company office or dedicated agent. These agents provide marketing support to the area offices covering the region together with limited operational support.

       In addition, the Leasing Company relies on the services of over 300 independently-owned and operated depots around the world to inspect, repair, maintain and store containers while off-hire. The Leasing Company's area offices authorize all container movements into and out of the depot and supervise all repair and maintenance performed by the depot. The Leasing Company's technical staff sets the standards for repair of its owned and managed fleet throughout the world and monitors the quality of depot repair work. The depots provide a vital link to the Leasing Company's operations, as the redelivery of a container into a depot is the point at which the container is off-hired from one customer and repaired in preparation for re-leasing to the next, and the point when the Leasing Company's area offices report the container's movements onto the Leasing Company's equipment tracking system. The Leasing Company's computer system has the capability to accommodate future developments, such as allowing depots access to record directly on the system the on-hire and off-hire activity of containers delivered into the depot. It also has the capability of verifying the terms of redelivery authorized by the area offices. These functions are currently being performed by the Leasing Company's area offices.

       (c)(1)(ii) Inapplicable.

       (c)(1)(iii) Inapplicable.

       (c)(1)(iv) Inapplicable.

       (c)(1)(v) The Registrant's containers were leased globally, therefore, seasonal fluctuations were minimal. Other economic and business factors to which the transportation industry in general and the container leasing industry in particular are subject, include inflation and fluctuations in general business conditions and fluctuations in supply and demand for equipment resulting from, among other things, obsolescence, changes in the methods or economics of a particular mode of transportation or changes in governmental regulations or safety standards.

       (c)(1)(vi) The Registrant established an initial working capital reserve of approximately $89,000 (0.9% of subscription proceeds raised). The Registrant has reserved the remaining cash balances at December 31, 1995 from cash distributions to its partners in order to maintain sufficient cash reserves for expenses relating to its final liquidation and subsequent dissolution. The Registrant anticipates that after the remaining net lease receivables and liabilities are collected and discharged during 1996, or as soon practicable, the Registrant will undertake a final distribution to its partners. The Partnership will then be dissolved.

       Amounts due under master leases were calculated at the end of each month and billed approximately six to eight days thereafter. Amounts due under short-term and long-term leases were set forth in the respective lease agreements and were generally payable monthly. However, payment was normally received within 45-100 days of receipt. Past due penalties were not customarily collected from lessees, and accordingly were not generally levied by the Leasing Company against lessees of the Registrant's containers.

       (c)(1)(vii) One lessee contributed approximately 13% of the rental revenue earned during 1995. The remaining containers in the Registrant's fleet were disposed of during 1995. Accordingly, the Registrant's container operations ceased during the fourth quarter of 1995.

       (c)(1)(viii) Inapplicable.

       (c)(1)(ix) Inapplicable.

       (c)(1)(x) Competition among container leasing companies is based upon several factors, including the location and availability of inventory, lease rates, the type, quality and condition of the containers, the quality and flexibility of the service offered and the confidence in and professional relationship with the lessor. Other factors include the speed with which a leasing company can prepare its containers for lease and the ease with which a lessee believes it can do business with a lessor or its local area office. The Leasing Company believes that it, on behalf of the Registrant, competed favorably on all of these factors.

       The Leasing Company, on behalf of the Registrant, competed with various container leasing companies in the markets in which it conducted business, including Genstar Container Corp., Transamerica Leasing, Triton Container International Ltd., Trans Ocean Ltd., Textainer Corp. and others. In a series of recent consolidations, one of the major leasing companies, as well as some smaller ones, have been acquired by competitors. It is estimated that at the end of 1995, the ten largest leasing companies (including the Leasing Company) represented 94% of the global leased fleet. Genstar Container Corp. and Transamerica Leasing, the two largest container leasing companies, had approximately 50% of the worldwide leased container fleet at the end of 1995. Some of the Leasing Company's competitors have greater financial resources than the Leasing Company and may be more capable of offering lower per-diem rates on a larger fleet. In the Leasing Company's experience, however, ocean carriers will generally lease containers from more than one leasing company in order to minimize dependence on a single supplier. In addition, not all container leasing companies compete in the same market, as some supply only dry cargo containers and not specialized containers, while others offer only long-term leasing.

       (c)(1)(xi)  Inapplicable.

       (c)(1)(xii)  Inapplicable.

       (c)(1)(xiii) The Registrant, as a limited partnership, is managed by CCC, the managing general partner, and accordingly does not itself have any employees. CCC has 27 employees, consisting of 5 officers, 4 other managers and 18 clerical and staff personnel.

       (d) Financial Information About Foreign and Domestic Operations and Export Sales

       The Registrant's business was not divided between foreign and domestic operations. The Registrant's business was the leasing of containers worldwide to ocean-going steamship companies. To this extent, the Registrant's operations were subject to the fluctuations of worldwide economic and political conditions that affected the pattern and levels of world trade.

       Rental income from leases to foreign customers constituted approximately 90% of the Registrant's total rental income for the years 1995, 1994 and 1993. The Registrant believes that the profitability of, and risks associated with, leases to foreign customers were generally the same as those of leases to domestic customers. The Registrant's leases generally required all payments to be made in United States currency.


Item 2. Properties

       The Registrant's remaining 1,317 twenty-foot and 26 forty-foot marine dry cargo containers were disposed of during 1995, at an average book gain of $94 per container. Of this amount, 895 containers were sold during the second quarter of 1995, pursuant to an agreement with an unrelated party. The purchase price of these 895 containers totaled $632,577, which equaled approximately 105% of the containers' net book value.

       Utilization by lessees of the Registrant's containers fluctuated over time depending on the supply of and demand for containers in the Registrant's inventory locations. During 1995, utilization averaged 65%.



Item 3. Legal Proceedings

       Inapplicable.


Item 4. Submission of Matters to a Vote of Security Holders

       Inapplicable.

Item 5. Market for the Registrant's Common Equity and Related Stockholder
        Matters

       (a) Market Information

       (a)(1)(i) The Registrant's outstanding units of limited partnership interests are not traded on any market nor does an established public trading market exist for such purposes.

       (a)(1)(ii) Inapplicable.

       (a)(1)(iii) Inapplicable.

       (a)(1)(iv) Inapplicable.

       (a)(1)(v) Inapplicable.

       (a)(2) Inapplicable.

       (b)        Holders

                                                       Number of Unit Holders
       (b)(1) Title of Class                           as of December 31, 1995
              --------------                           -----------------------
              Units of limited partnership
                  interests                                      1,188

       (c) Dividends

       Inapplicable. For the distributions made by the Registrant to its limited partners, see Item 6, "Selected Financial Data."

Item 6. Selected Financial Data

                                                                               Year Ended December 31,
                                                       ------------------------------------------------------------------------
                                                         1995           1994            1993            1992            1991
                                                         ----           ----            ----            ----            ----
       Net lease revenue                               $199,398      $  606,473      $  844,321      $1,111,061      $1,573,406

       Net earnings                                    $329,129      $  724,948      $  926,739      $1,075,799      $1,617,189

       Net earnings per unit of
              limited partnership interest             $  15.60      $    35.88      $    45.58      $    52.80      $    79.43

       Cash distributions per unit of
              limited partnership interest             $  50.00      $    71.25      $    76.25      $   102.50      $   128.75

       At year-end:

       Total assets                                    $809,261      $1,490,246      $2,204,708      $2,818,392      $3,813,320

       Partners' capital                               $809,261      $1,490,246      $2,204,708      $2,818,392      $3,813,320

---------------

Item 7. Management's Discussion and Analysis of Financial Condition and Result of Operations

Liquidity and Capital Resources

       During the Registrant's first ten years of operations, the Registrant's primary objective was to generate cash flow from operations for distribution to its limited partners. Aside from the initial working capital reserve retained from the gross subscription proceeds (equal to approximately 0.9% of such proceeds), the Registrant relied primarily on container rental receipts to meet this objective, as well as to finance current operating needs. No credit lines are maintained to finance working capital. Commencing in 1990, the Registrant's 11th year of operations, the Registrant began to focus its attention on the disposition of its fleet in accordance with another of its original investment objectives, realizing the residual value of its containers after the expiration of their economic useful lives, estimated to be between 10 to 15 years after placement in leased service. During this phase, the Registrant began actively disposing of its container fleet, while cash proceeds from equipment disposals, in addition to cash from operations, provided the cash flow for distributions to the limited partners. The remaining 1,343 containers of the Registrant's fleet were disposed of during 1995. The Registrant is currently in the final phase of the liquidation and wind up stage of operations, focusing on the collection of its lease receivables, a component of net lease receivables. The Registrant anticipates that after the remaining net lease receivables and liabilities are collected and discharged during 1996, or as soon as practicable, the Registrant will undertake a final distribution to its partners and proceed to cancel the Certificate of Limited Partnership, thus terminating the Partnership. The Partnership will then be dissolved. The Registrant has reserved the remaining cash balances at December 31, 1995 from cash distributions to its partners, in order to maintain sufficient cash reserves for expenses relating to its final liquidation and subsequent dissolution.

       Distributions from operations are allocated 1% to the general partners and 99% to the limited partners, until the limited partners have received a 3% cumulative quarterly return on their adjusted capital contributions. Thereafter, the distributions are allocated 50% to the general partners and 50% to the limited partners. Distributions from sales proceeds are allocated 1% to the general partners and 99% to the limited partners, as the limited partners have received cumulative distributions equal to their capital contributions.

       From inception through February 29, 1996, the Registrant has distributed $13,592,294 in cash from operations and $5,300,054 in cash from sales proceeds to its limited partners. This represents a total distribution of $18,892,348, or 189% of the Registrant's original limited partners' investment. Cash generated from sales proceeds totaled $1,045,579, $692,659 and $546,688 for the years ended December 31, 1995, 1994 and 1993, respectively, and represented approximately 77%, 58% and 37% of the Registrant's cash generated from operating and investing activities, respectively.

Results of Operations


1995 - 1994

       During 1995, the Registrant's 16th year of operations, the remaining 1,343 containers in the Registrant's fleet were disposed. Accordingly, the Registrant's container operations ceased during the fourth quarter of 1995. Approximately 38% of the Registrant's 1995 net earnings were from gain on disposal of equipment, as compared to 18% for the year ended December 31, 1994.

       The Registrant's net lease revenue is determined by deducting direct operating expenses, management fees and reimbursed administrative expenses, from rental revenues billed by the Leasing Company from the leasing of the Registrant's containers. The Registrant's net lease revenue is directly related to the size of its fleet and the utilization and rental rates of the equipment owned by the Registrant. Net lease revenue declined by approximately 67%, when compared to 1994. Gross rental revenue and rental equipment operating expenses, components of net lease revenue, declined 63% and 32%, respectively, when compared to the prior year. These declines were primarily attributable to the disposal of the Registrant's fleet. Rental equipment operating expenses consisted of, but were not limited to, costs associated with the recovery actions against the doubtful accounts of certain lessees, including legal and container recovery expenses, as well as the provision for doubtful accounts.

       The Registrant's average utilization and per-diem rental rates fluctuated throughout the year. Utilization averaged 65% during 1995, as compared to 83% during 1994. The Registrant's average per-diem rental rates during 1995 increased approximately 6% when compared to the prior year. However, this fluctuation can be directly attributed to the disposal of the Registrant's fleet. The Registrant's average fleet size (as measured in twenty-foot equivalent units ("TEU")) during 1995, was 788 TEU, as compared to 1994's average of 1,718 TEU.

       During the remaining period in the wind up phase of operations, the Registrant expects to incur net losses, as certain other and general administrative expenses including investor processing, tax, legal and audit expenses, should be in excess of any other income generated by the Registrant. The Registrant has increased its cash reserves in anticipation of these expected losses.


1994 - 1993

       The container leasing industry began to benefit from a global economic recovery during the latter half of 1994, experiencing an improvement in conditions that existed during 1993, including an upward trend in utilization rates, a reduction in container inventories, and a stabilization of declining per-diem rental rates during the fourth quarter of 1994. However, the age and condition of the Registrant's fleet, combined with the efforts to dispose of the remaining fleet, and lower average per-diem rental rates during 1994, resulted in a reduction of net lease revenue by approximately 28%, when compared to 1993. The Registrant's average per-diem rental rates during 1994 were 5% lower than 1993 levels. Utilization averaged 83% during 1994, a decline from the average rate of 84% experienced during 1993.

       The Registrant continued the disposal of its fleet during 1994, disposing of 681 twenty-foot and 21 forty-foot dry cargo containers, as compared to disposals of 655 twenty-foot and 26 forty-foot dry cargo containers during 1993. By the end of 1994, the Registrant had disposed of 76% of its original fleet. Factors such as age, condition and geographical location influenced the amount of sales proceeds received and the related gain on container disposals. During 1994, approximately 18% of the Registrant's net earnings were from gains on disposal of equipment, as compared to 15% during the prior year.

At December 31, 1994, the Registrant's fleet was comprised of the following:

                                                         20-Foot                 40-Foot
                                                         -------                 -------
       Containers on lease:
              Term leases                                   190                      -
              Master lease                                  918                     23
                                                          -----                     --
                     Subtotal                             1,108                     23

       Containers off lease                                 209                      3
                                                          -----                     --

               Total container fleet                      1,317                     26
                                                          =====                     ==
                                                         20-Foot                 40-Foot
                                                   ----------------        ----------------
                                                   Units         %         Units         %
                                                   -----        ---        -----        ---
       Total purchases                             5,297        100%         250        100%
              Less disposals                       3,980         75%         224         90%
                                                   -----        ---          ---        ---

       Remaining fleet at December 31, 1994        1,317         25%          26         10%
                                                   =====        ===          ===        ===

       The Registrant's fleet became fully depreciated during 1993 and accordingly no depreciation expense was recognized during 1994. The Leasing Company made payments to the Registrant based upon rentals collected from ocean carriers after deducting certain operating expenses associated with the containers, such as the base management fee payable to the managing general partner, the costs of maintenance and repairs not performed by lessees, independent agent fees and expenses, depot expenses for handling, inspection and storage, and additional insurance. During 1994, these rental equipment direct operating expenses and base management fees declined, directly as a result of the diminishing fleet size.


Item 8. Financial Statements and Supplementary Data

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



The Partners
IEA Marine Container Fund II
(A California Limited Partnership):


We have audited the accompanying balance sheets of IEA Marine Container Fund II (A California Limited Partnership) as of December 31, 1995 and 1994, and the related statements of operations, partners' capital and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of IEA Marine Container Fund II (A California Limited Partnership) as of December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.

                                                        Arthur Andersen LLP


San Francisco, California,
  March 15, 1996

                          IEA MARINE CONTAINER FUND II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 BALANCE SHEETS

                           DECEMBER 31, 1995 AND 1994

                         Assets                                             1995              1994
                         ------                                             ----              ----

Current assets:
       Cash, includes $19,376 in 1995 and $90,037
              in 1994 in interest-bearing accounts                        $ 19,586         $  102,780
       Short-term investments (note 2)                                     730,000            300,631
       Net lease receivables due from Leasing Company
              (notes 1 and 3)                                               59,675            176,348
                                                                          --------         ----------


                       Total current assets                                809,261            579,759
                                                                          --------         ----------

Container rental equipment, at cost                                            -            3,022,318
       Less accumulated depreciation                                           -            2,111,831
                                                                          --------         ----------
              Net container rental equipment                                   -              910,487
                                                                          --------         ----------

                                                                          $809,261         $1,490,246
                                                                          ========         ==========

                  Partners' Capital
                  -----------------

Partners' capital (deficit) (note 7):
       General partners                                                   $  1,127         $   (5,833)
       Limited partners                                                    808,134          1,496,079
                                                                          --------         ----------

                       Total partners' capital                             809,261          1,490,246
                                                                          --------         ----------

                                                                          $809,261         $1,490,246
                                                                          ========         ==========

        The accompanying notes are an integral part of these statements.

                          IEA MARINE CONTAINER FUND II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF OPERATIONS

              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

                                                                            1995              1994              1993
                                                                            ----              ----              ----
Net lease revenue (notes 1 and 5)                                         $199,398         $606,473         $844,321

Other operating expenses:
       Depreciation (note 1)                                                    -                -            47,973
       Other general and administrative expenses                            28,743           29,664           26,487
                                                                          --------         --------         --------
                                                                            28,743           29,664           74,460
                                                                          --------         --------         --------

                       Earnings from operations                            170,655          576,809          769,861

Other income:
       Interest income                                                      31,870           18,325           19,580
       Net gain on disposal of equipment                                   126,604          129,814          137,298
                                                                          --------         --------         --------
                                                                           158,474          148,139          156,878
                                                                          --------         --------         --------

                       Net earnings                                       $329,129         $724,948         $926,739
                                                                          ========         ========         ========

Allocation of net earnings:

       General Partners                                                   $ 17,063         $  7,249         $ 15,212
       Limited Partners                                                    312,066          717,699          911,527
                                                                          --------         --------         --------

                                                                          $329,129         $724,948         $926,739
                                                                          ========         ========         ========

Limited partners' per unit share of net earnings                          $  15.60         $  35.88         $  45.58
                                                                          ========         ========         ========

        The accompanying notes are an integral part of these statements.

                          IEA MARINE CONTAINER FUND II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                         STATEMENTS OF PARTNERS' CAPITAL

              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

                                                  Limited
                                                  Partners           General
                                                  (note 7)           Partners            Total
                                                  --------           --------            -----
Balances at January 1, 1993                     $ 2,816,884          $  1,508         $ 2,818,392

Net earnings                                        911,527            15,212             926,739

Cash distributions                               (1,525,016)          (15,407)         (1,540,423)
                                                -----------          --------          ----------

Balances at December 31, 1993                     2,203,395             1,313           2,204,708

Net earnings                                        717,699             7,249             724,948

Cash distributions                               (1,425,015)          (14,395)         (1,439,410)
                                                -----------          --------         -----------

Balances at December 31, 1994                     1,496,079            (5,833)          1,490,246

Net earnings                                        312,066            17,063             329,129

Cash distributions                               (1,000,011)          (10,103)         (1,010,114)
                                                -----------          --------         -----------

Balances at December 31, 1995                   $   808,134          $  1,127         $   809,261
                                                ===========          ========         ===========

The accompanying notes are an integral part of these statements.

                          IEA MARINE CONTAINER FUND II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

                                                                                  1995              1994               1993
                                                                                  ----              ----               ----
Cash flows from operating activities:
       Net earnings                                                          $   329,129        $   724,948        $   926,739
       Adjustments to reconcile net earnings to net cash
              provided by (used in) operating activities:
                     Depreciation                                                     -                  -              47,973
                     Net gain on disposal of equipment                          (126,604)          (129,814)          (137,298)
                     Decrease (increase) in net lease receivables
                           due from Leasing Company                              108,185            (94,460)            83,966
                                                                             -----------        -----------        -----------

                           Total adjustments                                     (18,419)          (224,274)            (5,359)
                                                                             -----------        -----------        -----------

                           Net cash provided by operating activities             310,710            500,674            921,380
                                                                             -----------        -----------        -----------

Cash flows from investing activities:
       Proceeds from disposal of equipment                                     1,045,579            692,659            546,688
                                                                             -----------        -----------        -----------

Cash flows used in financing activities:
       Distributions to partners                                              (1,010,114)        (1,439,410)        (1,540,423)
                                                                             -----------        -----------        -----------

Net increase (decrease) in cash and cash equivalents                             346,175           (246,077)           (72,355)

Cash and cash equivalents at beginning at year                                   403,411            649,488            721,843
                                                                             -----------        -----------        -----------

Cash and cash equivalents at end of year                                     $   749,586        $   403,411        $   649,488
                                                                             ===========        ===========        ===========

        The accompanying notes are an integral part of these statements.

                          IEA MARINE CONTAINER FUND II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS

                        DECEMBER 31, 1995, 1994 AND 1993



(1) Summary of Significant Accounting Policies

       (a)  Nature of Operations

            IEA Marine Container Fund II (A California Limited Partnership) (the "Partnership"), was organized under the laws of the State of California on January 3, 1980 for the purpose of owning and leasing marine dry cargo containers. The managing general partner is Cronos Capital Corp. ("CCC"); the associate general partner is Smith Barney Shearson, Inc. CCC, with its affiliate, Cronos Containers Limited (the "Leasing Company"), manages and controls the business of the Partnership.

            The Partnership commenced operations on July 11, 1980, when the minimum subscription proceeds of $500,000 were obtained. The Partnership offered 20,000 units of limited partnership interest at $500 per unit, or $10,000,000. The offering terminated on February 4, 1981, at which time 20,000 limited partnership units had been purchased.

            During 1995, the Partnership's 16th year of operations, the remaining containers in the Partnership's fleet were disposed. The Partnership anticipates that after the remaining net lease receivables and liabilities are collected and discharged during 1996, or as soon as practicable, the Partnership will undertake a final distribution to its partners. The Partnership will then be dissolved.

       (b)  Leasing Company and Leasing Agent Agreement

            Pursuant to the Limited Partnership Agreement of the Partnership, all authority to administer the business of the Partnership is vested in CCC. CCC entered into a Leasing Agent Agreement whereby the Leasing Company had the responsibility to manage the leasing operations of all equipment owned by the Partnership. Pursuant to the Agreement, the Leasing Company was responsible for leasing, managing and re-leasing the Partnership's containers to ocean carriers and has full discretion over which ocean carriers and suppliers of goods and services it dealt with. The Leasing Agent Agreement permitted the Leasing Company to use the containers owned by the Partnership, together with other containers owned or managed by the Leasing Company and its affiliates, as part of a single fleet operated without regard to ownership. Since the Leasing Agent Agreement meets the definition of an operating lease in Statement of Financial Accounting Standards (SFAS) No. 13, it has been accounted for as a lease under which the Partnership is lessor and the Leasing Company is lessee.

            The Leasing Agent Agreement generally provided that the Leasing Company make payments to the Partnership based upon rentals collected from ocean carriers after deducting direct operating expenses and management fees to CCC. The Leasing Company leases containers to ocean carriers, generally under operating leases which are either master leases or term leases (mostly two to five years). Master leases do not specify the exact number of containers to be leased or the term that each container will remain on hire but allow the ocean carrier to pick up and drop off containers at various locations; rentals are based upon the number of containers used and the applicable per-diem rate. Accordingly, rentals under master leases are all variable and contingent upon the number of containers used. Most of the Registrant's containers were leased to ocean carriers under master leases; leasing agreements with fixed payment terms are not material to the financial statements. Since there are no material minimum lease rentals, no disclosure of minimum lease rentals is provided in these financial statements.

                          IEA MARINE CONTAINER FUND II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS



       (c)  Basis of Accounting

            The Partnership utilizes the accrual method of accounting. Revenue is recorded when earned.

            The preparation of financial statements in conformity with generally accepted accounting principles (GAAP) requires the Partnership to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period.

       (d)  Allocation of Net Earnings and Partnership Distributions

            Net earnings have been allocated between general and limited partners in accordance with the Partnership Agreement.

            Actual cash distributions differ from the allocations of net earnings between the general and limited partners as presented in these financial statements. Partnership distributions are based on "distributable cash" and are paid to the general and limited partners on a quarterly basis. Cash generated from operations are allocated 1% thereof to the general partners and 99% thereof to the limited partners until the limited partners have received a 3% cumulative quarterly return on their adjusted capital contributions and thereafter 50% to the limited partners and 50% to the general partners.

            Distributions of proceeds from container sales are also made quarterly; first to the limited partners until they have received cumulative distributions equal to their capital contributions; thereafter 99% to the limited partners and 1% to the general partners until the limited partners have received cumulative distributions equal to 8% per annum on their adjusted capital contributions and thereafter 75% to the limited partners and 25% to the general partners.

       (e)  Rental Equipment - Depreciation

            Rental equipment was depreciated over a twelve-year life on a straight-line basis to its estimated salvage value.

       (f)  Income Taxes

            The Partnership is not subject to income taxes, consequently no provision for income taxes has been made. The Partnership files an annual information tax return, prepared on the accrual basis of accounting. At December 31, 1995, the tax basis of total partners' capital was $2,035,368.

       (g)  Foreign Operations

            The Partnership's business was not divided between foreign or domestic operations. The Partnership's business was the leasing of containers worldwide to ocean-going steamship companies and did not fit the definition of reportable foreign operations within Financial Accounting Standards Board Statement No. 14 "Financial Reporting for Segments of a Business Enterprise." Any attempt to separate "foreign" operations from "domestic" operations would have been dependent on definitions and assumptions that were so subjective as to render the information meaningless and potentially misleading.

                         IEA MARINE CONTAINER FUND II
                      (A CALIFORNIA LIMITED PARTNERSHIP)

                        NOTES TO FINANCIAL STATEMENTS



       (h)  Financial Statement Presentation

            The Partnership has determined that for accounting purposes the Leasing Agent Agreement has been a lease, and the receivables, payables, gross revenues and operating expenses attributable to the containers managed by the Leasing Company are, for accounting purposes, those of the Leasing Company and not of the Partnership. Consequently, the Partnership's balance sheets and statement of operations display the payments to be received by the Partnership from the Leasing Company as the Partnership's receivables and revenues.

(2)  Short-term Investments

     Short-term investments were carried at cost which approximates market value. Short-term investments with an original maturity of less than three months are considered cash equivalents.

(3)  Net Lease Receivables Due from Leasing Company

     Net lease receivables due from the Leasing Company are determined by deducting direct operating payables and accrued expenses, and base management fees payable to CCC and its affiliates from the rental billings payable by the Leasing Company to the Partnership under operating leases to ocean carriers for the containers owned by the Partnership. Net lease receivables at December 31, 1995 and December 31, 1994 were as follows;

                                                              December 31,        December 31,
                                                                 1995                1994
                                                              ------------        ------------
          Lease receivables, net of  doubtful accounts
             of $86,097 in 1995 and $77,495 in 1994             $77,559             $334,722
          Less:
          Direct operating payables and accrued expenses         17,884               97,214
          Damage protection reserve (note 4)                         -                61,160
                                                                -------             --------
                                                                $59,675             $176,348
                                                                =======             ========

(4)  Damage Protection Plan

     The Leasing Company offered a repair service to several lessees of the Partnership's containers, whereby the lessee paid an additional rental fee for the convenience of having the Partnership incur the repair expense for its containers damaged while on lease. This revenue was recorded when earned according to the terms of the rental contract. A reserve was established to provide for the estimated costs incurred by this service. This reserve is a component of net lease receivables due from the Leasing Company (see note 3). The Partnership was not responsible in the event repair costs exceeded predetermined limits, or for repairs that were required for damages not defined by the damage protection plan agreement.

                          IEA MARINE CONTAINER FUND II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS




(5)  Net Lease Revenue

     Net lease revenue is determined by deducting direct operating expenses and management fees to CCC from the rental revenue billed by the Leasing Company under operating leases to ocean carriers for the containers owned by the Partnership. Net lease revenue for the years ended December 31, 1995, 1994 and 1993, was as follows:

                                                                   1995           1994            1993
                                                                   ----           ----            ----
          Rental revenue (note 8)                                $327,210       $879,931       $1,371,937

          Rental equipment operating expenses                      78,930        116,200          306,873
          Base management fees (note 6)                            48,882        157,258          220,743
                                                                 --------       --------       ----------

                                                                 $199,398       $606,473       $  844,321
                                                                 ========       ========       ==========

(6)  Compensation to Managing General Partner

     Compensation paid by the Partnership to CCC consisted solely of base management fees. Base management fees were equal to $0.25 per day per twenty-foot and $0.43 per day per forty-foot container owned by the Partnership pursuant to Section 4.3 of the Partnership Agreement.


(7)  Limited Partners' Capital

     Cash distributions made to the limited partners during 1995, 1994 and 1993 included distributions of proceeds from equipment sales in the amount of $650,007, $575,006, and $575,007, respectively. These distributions are treated as a reduction of "Adjusted Capital Contributions" as defined by the Partnership Agreement.

     The limited partners' per unit share of capital at December 31, 1995, 1994 and 1993 was $40, $75 and $110, respectively. This is calculated by dividing the limited partners' capital at the end of the year by 20,000, the total number of limited partnership units.


(8)  Major Lessees

     One lessee contributed approximately 13% of the Partnership's rental revenue earned during 1995. No single lessee contributed more than 10% of the rental revenue earned in 1994 and 1993.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

       Inapplicable.

                                    PART III


Item 10. Directors and Executive Officers of the Registrant

       The Registrant, as such, has no officers or directors, but is managed by CCC, the managing general partner. The officers and directors of CCC at January 31, 1996, are as follows:

                 Name                                             Office
          ---------------------             ----------------------------------------------------
          Dennis J. Tietz                   President, Chief Executive Officer, and Director
          John P. McDonald                  Vice President/Sales
          Elinor Wexler                     Vice President/Administration and Secretary
          John Kallas                       Vice President/Treasurer and Chief Financial Officer
          Laurence P. Sargent               Director
          Stefan M. Palatin                 Director
          A. Darrell Ponniah                Director

       DENNIS J. TIETZ Mr. Tietz, 43, as President and Chief Executive Officer, is responsible for the general management of CCC. From 1986 until August 1992, Mr. Tietz was responsible for the organization, marketing and after-market support of CCC's investment programs. Mr. Tietz is also President and a director of Cronos Securities Corp. and a director of The Cronos Group. Mr. Tietz was a regional manager for CCC, responsible for various container leasing activities in the U.S. and Europe from 1981 to 1986. Prior to joining CCC in December 1981, Mr. Tietz was employed by Trans Ocean Leasing Corporation as Regional Manager based in Houston, with responsibility for all leasing and operational activities in the U.S. Gulf.

       Mr. Tietz holds a B.S. degree in Business Administration from San Jose State University and is a Registered Securities Principal with the NASD.

       JOHN P. MCDONALD Mr. McDonald, 34, was elected Vice President - National Sales Manager of CCC in August 1992, with responsibility for marketing CCC's investment programs. Since 1988, Mr. McDonald had been Regional Marketing Manager for the Southwestern U.S. From 1983 to 1988, Mr. McDonald held a number of container leasing positions with CCC, the most recent of which was as Area Manager for Belgium and the Netherlands, based in Antwerp.

       Mr. McDonald holds a B.S. degree in Business Administration from Bryant College, Rhode Island. Mr. McDonald is also a Vice President of Cronos Securities Corp.

       ELINOR A. WEXLER Ms. Wexler, 47, was elected Vice President - Administration and Secretary of CCC in August 1992. Ms. Wexler has been employed by the General Partner since 1987, and is responsible for investor services, compliance and securities registration. From 1983 to 1987, Ms. Wexler was Manager of Investor Services for The Robert A. McNeil Corporation, a real estate syndication company, in San Mateo, California. From 1971 to 1983, Ms. Wexler held various positions, including securities trader and international research editor, with Nikko Securities Co., International, based in San Francisco.

       Ms. Wexler attended the University of Oregon, Portland State University and the Hebrew University of Jerusalem, Israel. Ms. Wexler is also Vice President and Secretary of Cronos Securities Corp. and a Registered Principal with the NASD.

       JOHN KALLAS Mr. Kallas, 33, was elected Vice President/Treasurer and Chief Financial Officer of CCC in December 1993 and is directly responsible for CCC's accounting operations and reporting activities. Mr. Kallas has held various accounting positions since joining CCC in 1989, including Controller, Director of Accounting and Corporate Accounting Manager. From 1985 to 1989, Mr. Kallas was an accountant with KPMG Peat Marwick, San Francisco, California.

       Mr. Kallas holds a B.S. degree in Business Administration from the University of San Francisco and is a certified public accountant. Mr. Kallas is also Treasurer of Cronos Securities Corp.

       LAURENCE P. SARGENT Mr. Sargent, 66, joined the Board of Directors of CCC in 1991. Mr. Sargent was a founder of Leasing Partners International ("LPI") and served as its Managing Director from 1983 until 1991. From 1977 to 1983, Mr. Sargent held a number of positions with Trans Ocean Leasing Corporation, the last of which was as a director of its refrigerated container leasing activities. From 1971 to 1977, Mr. Sargent was employed by SSI Container Corporation (later Itel Container International), ultimately serving as Vice President / Far East. Prior to that, Mr. Sargent was a Vice President of Pacific Intermountain Express, a major U.S. motor carrier, responsible for its bulk container division. Mr. Sargent holds a B.A. degree from Stanford University. Mr. Sargent also serves as a director of the Institute of International Container Lessors ("IICL"), an industry trade association. Mr. Sargent is also a director of Cronos Securities Corp.

       Mr. Sargent retired as Deputy Chairman of the Group as of January 1, 1996. He will remain a director of CCC, The Cronos Group, as well as other various subsidiaries of The Cronos Group.

       STEFAN M. PALATIN Mr. Palatin, 42, joined the Board of Directors of CCC in January 1993. Mr. Palatin is Chairman and CEO of The Cronos Group, and was a founder of LPI in 1983. From 1980 to 1991, Mr. Palatin was an executive director of the Contrin Group, which has provided financing to the container leasing industry, as well as other business ventures, and has sponsored limited partnerships organized in Austria. From 1977 to 1980, Mr. Palatin was a consultant to a number of companies in Austria, including Contrin. From 1973 to 1977, Mr. Palatin was a sales manager for Generali AG, the largest insurance group in Austria.

       Mr. Palatin, who is based in Austria, holds a Doctorate in Business Administration from the University of Economics and World Trade in Vienna. Mr. Palatin is also a director of The Cronos Group.

       A. DARRELL PONNIAH Mr. Ponniah, 46, was elected to the Board of Directors of CCC in January 1993. Mr. Ponniah is Chief Financial Officer of The Cronos Group and is based in the United Kingdom. Prior to joining Cronos in 1991, Mr. Ponniah was employed by the Barclays Bank Group and served as Chief Operating Officer of Barclays European Equipment Finance. From 1973 to 1988, Mr. Ponniah was employed by Rank Xerox, the European-based subsidiary of Xerox Corporation of the U.S.A., in a number of positions, the most recent of which was as Group Controller and Chief Financial Officer of the International Equipment Financing Division of Rank Xerox Limited.

       Mr. Ponniah is an honors graduate of Manchester University in England and holds post graduate degrees in operational research from Brunel University and in Business Administration from the Manchester Business School. Mr. Ponniah is also a director of The Cronos Group and Cronos Securities Corp.

       The key management personnel of the Leasing Company at January 31, 1996, were as follows:

                 Name                                             Office
          ---------------------             ----------------------------------------------------
          Nigel J. Stribley                 President
          John M. Foy                       Vice President/Americas
          Geoffrey J. Mornard               Vice President/Europe, Middle East and Africa
          Danny Wong                        Vice President/Asia Pacific
          David Heather                     Vice President/Technical Services
          John C. Kirby                     Vice President/Operations
          J. Gordon Steel                   Vice President/Tank Container Division

       NIGEL J. STRIBLEY Mr. Stribley, 42, has been responsible for the general management of the Leasing Company since September 1991. From 1985 to 1991, Mr. Stribley was a director of LPI, based in the United Kingdom and responsible for worldwide lease marketing and operations of refrigerated containers. From 1978 to 1985, Mr. Stribley was employed by Sea Containers Limited, London, where he was involved in refrigerated container leasing, ultimately as Manager of Refrigerated Containers with responsibility for world-wide activities. From 1975 to 1978, Mr. Stribley was employed by Sealand Containerships, Ltd., the United Kingdom subsidiary of a major U.S. container shipping company, as a management trainee and later as Operations Manager and a Container Terminal Manager.

       Mr. Stribley holds a BA degree with honors from Bristol University in England. Mr. Stribley is a director of The Cronos Group.

       JOHN M. FOY Mr. Foy, 50, is directly responsible for the Leasing Company's lease marketing and operations in North America, Central America, and South America, and is based in San Francisco. From 1985 to 1993, Mr. Foy was Vice President/Pacific with responsibility for dry cargo container lease marketing and operations in the Pacific Basin. From 1977 to 1985 Mr. Foy was Vice President of Marketing for Nautilus Leasing Services in San Francisco with responsibility for worldwide leasing activities. From 1974 to 1977, Mr. Foy was Regional Manager for Flexi-Van Leasing, a container lessor, with responsibility for container leasing activities in the Western United States. Mr. Foy holds a B.A. degree in Political Science from University of the Pacific, and a Bachelor of Foreign Trade from Thunderbird Graduate School of International Management.

       GEOFFREY J. MORNARD Mr. Mornard, 36, is directly responsible for the Leasing Company's lease marketing and operations in Europe, the Middle East and Africa. From 1991 to 1993, Mr. Mornard was Director of Marketing for refrigerated containers in Australia and New Zealand. From 1989 to 1991, Mr. Mornard held the same position with LPI. From 1979 to 1989, Mr. Mornard was employed by Cooltainer Services, Ltd., a refrigerated container carrier company, initially as Melbourne Branch Manager, later as Sydney Branch Manager, and ultimately as Australian Trade Manager, responsible for marketing and operations of all container traffic to and from Australia.

       DANNY WONG Mr. Wong, 42, is responsible for the Leasing Company's lease marketing and operations in Asia, Australia and the Indian sub-continent, and is based in Singapore. From 1991 to 1993, Mr. Wong was Vice President/Refrigerated Containers, responsible for the marketing of refrigerated containers worldwide for the Leasing Company. From 1988 to 1991, Mr. Wong was employed by LPI, as Director of Marketing for the Far East and Southeast Asia based in Singapore. From 1987 to 1988, Mr. Wong was a district manager in Singapore covering leasing activities in Southeast Asia for Gelco CTI, a major container leasing company. From 1979 to 1987, Mr. Wong was employed by Flexi-Van Leasing in Singapore as a sales manager and later as Regional Manager for Southeast Asia and the Indian sub-continent. Mr. Wong holds a Diploma in Marketing Management from the Singapore Institute of Management.

       DAVID HEATHER Mr. Heather, 48, is responsible for all technical and engineering activities of the fleet managed by the Leasing Company. Mr. Heather was Technical Director for LPI, based in the United Kingdom, from 1986 to 1991. From 1980 to 1986, Mr. Heather was employed by ABC Containerline NV as Technical Manager with technical responsibility for the shipping line's fleet of dry cargo, refrigerated and other specialized container equipment. From 1974 to 1980, Mr. Heather was Technical Supervisor for ACT Services Ltd., a shipping line, with responsibility for technical activities related to refrigerated containers. Mr. Heather holds a Marine Engineering Certificate from Riversdale Marine Technical College in England.

       JOHN C. KIRBY Mr. Kirby, 42, is responsible for container purchasing, contract and billing administration, container repairs and leasing-related systems, and is based in the United Kingdom. Mr. Kirby joined CCC in 1985 as European Technical Manager and advanced to Director of European Operations in 1986, a position he held with CCC, and later the Leasing Company, until his promotion to Vice President/Operations of the Leasing Company in 1992. From 1982 to 1985, Mr. Kirby was employed by CLOU Containers a container leasing company, as Technical Manager based in Hamburg, Germany. Mr. Kirby acquired a professional engineering qualification from the Mid-Essex Technical College in England.

       J. GORDON STEEL Mr. Steel, 63, is directly responsible for the overall lease marketing activity for the Leasing Company's Tank Container Division. From 1990 to 1992, Mr. Steel held the position of Director/General Manager for Tiphook Container's Tank Division. From 1977 to 1990, Mr. Steel held various managerial positions, involving manufacturing and transportation of hazardous materials, with Laporte Industries and ICI, major chemical distribution companies. Mr. Steel is a qualified Chemical Engineer and attended the Associate Royal Technical College in Scotland.

Item 11. Executive Compensation

       The Registrant paid a base management fee to the managing general partner as set forth in the table below.

       The Registrant also makes quarterly distributions to its partners (general and limited) from cash generated from operations which are allocated 1% thereof to the general partners and 99% thereof to the limited partners until the limited partners have received a 3% cumulative quarterly return on their adjusted capital contributions and, thereafter, 50% to the limited partners and 50% to the general partners.

       Proceeds from container sales are also made quarterly; first to the limited partners until the limited partners have received cumulative distributions equal to their capital contributions; thereafter, 99% to the limited partners and 1% to the general partners until the limited partners have received cumulative distributions equal to 8% per annum on their adjusted capital contributions and thereafter 75% to the limited partners and 25% to the general partners. (See Partnership Agreement for a complete discussion of the sharing arrangement for the sale proceeds.)

       The Registrant does not pay or reimburse CCC or the associate general partner for any remuneration payable by them to their officers, directors or employees. All remuneration payable by CCC to its officers, directors and employees, and all of CCC's corporate overhead incurred in connection with the operation of the Registrant, is borne by CCC from the fees payable to it by the Registrant and from other income earned by CCC.

       The following table sets forth the fees the Registrant paid (on a cash basis) to CCC and Smith Barney Shearson, Inc., the associate general partner of the Registrant, for the fiscal year 1995.

                                                                                Cash Fees and
                Name                        Description                         Distributions
                ----                        -----------                         -------------
          1)  CCC              Base management fees - equal to $0.25 per         $48,882
                                day per 20-foot container and $0.43 per
                                day per 40-foot container owned by the
                                Registrant pursuant to Section 4.3 of the
                                Limited Partnership Agreement

          2)  CCC              Interest in Fund - 1% of distributable cash for   $ 2,828
                                any quarter prior to receipt of the incentive
              Smith Barney      management fee pursuant to Section 6.1 of
               Shearson, Inc.   the Limited Partnership Agreement                $   707

          3)  CCC              Interest in Fund - 1% of sales proceeds for       $ 5,910
                                any quarter pursuant to Section 4.5 of
              Smith Barney      the Limited Partnership Agreement
               Shearson, Inc.                                                    $   658

Item 12. Security Ownership of Certain Beneficial Owners and Management

       (a) Security Ownership of Certain Beneficial Owners

       There is no person or "group" of persons known to the management of CCC, the managing general partner of the Registrant, to be the beneficial owner of more than five percent of the outstanding units of limited partnership interests of the Registrant.

       (b) Security Ownership of Management

       The Registrant has no directors or officers. It is managed by CCC, the managing general partner. With the exception of Dennis J. Tietz, President and a director of CCC, no other director or officer owns any units of limited partnership interest of the Registrant. Mr. Tietz owns 10 units, representing 0.05% of the total amount of units outstanding.

       (c) Changes in Control

       Inapplicable.


Item 13. Certain Relationships and Related Transactions

       (a) Transactions with Management and Others

       The Registrant's only transactions with management and other related parties during 1995 were limited to those fees paid or amounts committed to be paid (on an annual basis) to CCC, the managing general partner, and Smith Barney Shearson, Inc., the associate general partner. See Item 11, "Executive Compensation," herein.

       (b) Certain Business Relationships

       Inapplicable.

       (c) Indebtedness of Management

       Inapplicable.

       (d) Transactions with Promoters

       Inapplicable.

                                     PART IV


Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

       (a)1. Financial Statements

                                                                                                                   Page
                                                                                                                   ----
       The following financial statements of the Registrant are included in Part II, Item 8:

                       Report of Independent Public Accountants...............................................      12

                       Balance sheets - December 31, 1995 and 1994............................................      13

                       Statements of operations - for the years ended
                              December 31, 1995, 1994 and 1993................................................      14

                       Statements of partners' capital - for the years ended
                              December 31, 1995, 1994 and 1993................................................      15

                       Statements of cash flows - for the years ended
                              December 31, 1995, 1994 and 1993................................................      16

                       Notes to financial statements..........................................................      17


       All other schedules are omitted as the information is not required or the information is included in the financial statements or notes thereto.

(a)3.  Exhibits

Exhibit
  No.                           Description                                    Method of Filing
-------                         -----------                                    ----------------
3(a)        Limited Partnership Agreement of the Registrant, amended and
            restated as of May 20, 1980                                        *

3(b)        Certificate of Limited Partnership of the Registrant               **

27          Financial Data Schedule                                            Filed with this document


(b)         Reports on Form 8-K


            No reports on Form 8-K were filed by the Registrant during the quarter ended December 31, 1995


---------------

* Incorporated by reference to the Prospectus of the Registrant dated May 21, 1980, included as part of Registration Statement on Form S-1 (No. 2-67065)

**   Incorporated by reference to Exhibit 3.4 to the Registration Statement on
      Form S-1 (No. 2-67065)

                                   SIGNATURES


       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                       IEA MARINE CONTAINER FUND II
                       (A California Limited Partnership)

                       By  Cronos Capital Corp.
                           The Managing General Partner


                       By  /s/  John Kallas
                           ----------------------------------------------------
                           John Kallas
                           Vice President/Treasurer and Chief Financial Officer Principal Accounting Officer

Date:  March 28, 1996


       Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Cronos Capital Corp., the managing general partner of the Registrant, in the capacities and on the dates indicated:

        Signature                          Title                                 Date
        ---------                          -----                                 ----
/s/  Dennis J. Tietz             President and Director of                   March 28, 1996
-------------------------          Cronos Capital Corp.
Dennis J. Tietz                ("CCC") (Principal Executive
                                      Officer of CCC)

/s/  John Kallas                Vice President/Treasurer and                 March 28, 1996
-------------------------         Chief Financial Officer
John Kallas                    (Principal Accounting Officer
                                          of CCC)

/s/  Laurence P. Sargent              Director of CCC                        March 28, 1996
-------------------------
Laurence P. Sargent


/s/  A. Darrell Ponniah               Director of CCC                        March 28, 1996
-------------------------
A. Darrell Ponniah


                            SUPPLEMENTAL INFORMATION

       The Registrant's annual report will be furnished to its limited partners on or about April 30, 1996. Copies of the annual report will be concurrently furnished to the Commission for information purposes only, and shall not be deemed to be filed with the Commission.

                                 EXHIBIT INDEX


Exhibit
  No.                           Description                                    Method of Filing
-------                         -----------                                    ----------------
3(a)        Limited Partnership Agreement of the Registrant, amended and
            restated as of May 20, 1980                                        *

3(b)        Certificate of Limited Partnership of the Registrant               **

27          Financial Data Schedule                                            Filed with this document



---------------

* Incorporated by reference to the Prospectus of the Registrant dated May 21, 1980, included as part of Registration Statement on Form S-1 (No. 2-67065)

**   Incorporated by reference to Exhibit 3.4 to the Registration Statement on
      Form S-1 (No. 2-67065)