Form 10-Q
period 1996-03-31
IEA MARINE CONTAINER FUND II
filed 1996-05-15
CIK 315806

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____ TO _____

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

                      REPORT ON FORM 10-Q FOR THE QUARTERLY
                           PERIOD ENDED MARCH 31, 1996

                                TABLE OF CONTENTS

                                                                                                      PAGE


PART I - FINANCIAL INFORMATION

  Item 1. Financial Statements

          Balance Sheets - March 31, 1996 (unaudited) and December 31, 1995                            4

          Statements of Operations for the three months ended March 31, 1996 and 1995 (unaudited)      5

          Statements of Cash Flows for the three months ended March 31, 1996 and 1995 (unaudited)      6

          Notes to Financial Statements (unaudited)                                                    7

  Item 2. Management's Discussion and Analysis of Financial Condition and Results of                  10
          Operations


PART II - OTHER INFORMATION

  Item 6. Exhibits and Reports on Forms 8-K during the period                                         11

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

        Presented herein are the Registrant's balance sheets as of March 31, 1996 and December 31, 1995, statements of operations for the three months ended March 31, 1996 and 1995, and statements of cash flows for the three months ended March 31, 1996 and 1995.

                          IEA MARINE CONTAINER FUND II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 BALANCE SHEETS

                                   (UNAUDITED)

                                                             March 31,   December 31,
                                                               1996         1995
                                                               ----         ----

                   Assets
                   ------

Current assets:
    Cash, includes $68,905 at March 31, 1996 and $19,376
       at December 31, 1995 in interest-bearing accounts     $ 69,319     $ 19,586
    Short-term investments                                    653,792      730,000
    Net lease receivables due from Leasing Company
       (notes 1 and 2)                                         40,146       59,675
                                                             --------     --------

           Total current assets                               763,257      809,261
                                                             --------     --------

                                                             $763,257     $809,261
                                                             ========     ========

              Partners' Capital
              -----------------

Partners' capital:

    General partners                                         $    667     $  1,127
    Limited partners                                          762,590      808,134
                                                             --------     --------

           Total partners' capital                            763,257      809,261
                                                             --------     --------

                                                             $763,257     $809,261
                                                             ========     ========


        The accompanying notes are an integral part of these statements.

                          IEA MARINE CONTAINER FUND II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                                                       Three Months Ended
                                                       ------------------
                                                    March 31,      March 31,
                                                      1996           1995
                                                      ----           ----


Net lease revenue (expense) (notes 1 and 3)          $    (525)     $140,205

Other operating expenses:
   Other general and administrative expenses             4,303         6,805
                                                     ---------      --------

     Earnings (loss) from operations                    (4,828)      133,400

Other income:
   Interest income                                       9,330         4,987
   Net gain on disposal of equipment                      --          32,602
                                                     ---------      --------
                                                         9,330        37,589
                                                     ---------      --------

     Net earnings                                    $   4,502      $170,989
                                                     =========      ========

Allocation of net earnings:

   General partners                                  $      45      $  7,485
   Limited partners                                      4,457       163,504
                                                     ---------      --------

                                                     $   4,502      $170,989
                                                     =========      ========

Limited partners' per unit share of net earnings     $    0.22      $   8.18
                                                     =========      ========




        The accompanying notes are an integral part of these statements.

                          IEA MARINE CONTAINER FUND II

                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                     Three Months Ended
                                                     ------------------
                                                  March 31,     March 31,
                                                    1996          1995
                                                    ----          ----


Net cash provided by operating activities        $  16,215      $  96,965

Cash flows provided by investing activities:
   Proceeds from disposal of equipment               7,816        157,957

Cash flows used in financing activities:
   Distribution to partners                        (50,506)      (303,033)
                                                 ---------      ---------

Net decrease in cash and cash equivalents          (26,475)       (48,111)

Cash and cash equivalents at January 1             749,586        403,411
                                                 ---------      ---------

Cash and cash equivalents at March 31            $ 723,111      $ 355,300
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

          The Partnership has determined that for accounting purposes the Leasing Agent Agreement is a lease, and the receivables, payables, gross revenues and operating expenses attributable to the containers managed by the Leasing Company are, for accounting purposes, those of the Leasing Company and not of the Partnership. Consequently, the Partnership's balance sheets and statements of operations display the payments to be received by the Partnership from the Leasing Company as the Partnership's receivables and revenues.




                                                                     (Continued)

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

      (2) Net Lease Receivables Due from Leasing Company

          Net lease receivables due from the Leasing Company are determined by deducting direct operating payables and accrued expenses, and base management fees payable to CCC, the Leasing Company, and its affiliates from the rental billings payable by the Leasing Company to the Partnership under operating leases to ocean carriers for the containers owned by the Partnership. Net lease receivables at March 31, 1996 and December 31, 1995 were as follows:

                                                            March 31,   December 31,
                                                              1996         1995
                                                              ----         ----

           Lease receivables, net of doubtful accounts
              of $87,282 at March 31, 1996 and $86,097
              at December 31, 1995                            $57,323     $77,559
           Less:
           Direct operating payables and accrued expenses      17,177      17,884
           Damage protection reserve                             --          --
                                                              -------     -------

                                                              $40,146     $59,675
                                                              =======     =======




                                                                     (Continued)

                          IEA MARINE CONTAINER FUND II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

      (3) Net Lease Revenue

          Net lease revenue is determined by deducting direct operating expenses and management fees to CCC and the Leasing Company, from the rental revenue billed by the Leasing Company under operating leases to ocean carriers for the containers owned by the Partnership. Net lease revenue for the three-month periods ended March 31, 1996 and 1995, was as follows:

                                          Three Months Ended
                                          ------------------
                                         March 31,     March 31,
                                           1996          1995
                                           ----          ----


Rental revenue                          $    --        $199,559
Rental equipment operating expenses           525        29,150
Base management fees                         --          30,204
                                        ---------      --------

                                        $    (525)     $140,205
                                        =========      ========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

It is suggested that the following discussion be read in conjunction with the Registrant's most recent annual report on Form 10-K.

1) Material changes in financial condition between March 31, 1996 and December 31, 1995.

          As discussed in the Registrant's report for the year ended December 31, 1995, the Registrant's remaining containers were disposed of during 1995. The Registrant is currently in the final phase of the liquidation and wind up stage of operations, focusing on the collection of its lease receivables and payment of its direct operating payables and accrued expenses. Accordingly, at March 31, 1996, gross lease receivables, net of doubtful accounts, declined $20,236 from December 31, 1995, while direct operating payables and accrued expenses remained consistent. In subsequent quarters, the Registrant will refrain from distributing cash generated from operations and sales proceeds to its partners, reserving all excess cash as part of its working capital in order to maintain sufficient cash reserves for expenses relating to its final liquidation and subsequent dissolution. The Registrant anticipates that after the remaining net lease receivables and liabilities are collected and discharged during 1996, or as soon as practicable, the Registrant will undertake a final distribution to its partners and proceed to cancel the Certificate of Limited Partnership. The Partnership will then be dissolved.

2) Material changes in the results of operations between the three-month period ended March 31, 1996 and the three-month period ended March 31, 1995.

          At the beginning of 1995, the Registrant had 1,343 containers remaining in its fleet. These containers were disposed of during 1995. Accordingly, the Registrant's container operations ceased during the fourth quarter of 1995. The Registrant experienced net earnings of $4,502 during the first quarter of 1996, as interest income, the Registrant's sole source of income, was in excess of other general and administrative expenses. During the remaining period in the wind up phase of operations, the Registrant expects to incur net losses, as certain other general and administrative expenses including investor processing, tax, legal, and audit expenses, should be in excess of any other income generated by the Registrant.

                           PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)   Exhibits

Exhibit
  No.                    Description                                     Method of Filing
  ---                    -----------                                     ----------------


3(a)  Limited Partnership Agreement of the Registrant, amended and       *
      restated as of May 20, 1980

3(b)  Certificate of Limited Partnership of the Registrant               **

27    Financial Data Schedule                                            Filed with this document



(b)   Reports on Form 8-K

      No reports on Form 8-K were filed by the Registrant during the quarter ended March 31, 1996



- -----------------

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

                                IEA MARINE CONTAINER FUND II
                                (A California Limited Partnership)

                                By    Cronos Capital Corp.
                                      The Managing General Partner

                                By     /s/ JOHN KALLAS
                                      ---------------------------
                                      John Kallas
                                      Vice President, Chief Financial Officer
                                      Principal Accounting Officer

Date:  May 14, 1996

                                  EXHIBIT INDEX

 Exhibit
   No.         Description                                                                       Method of Filing
   ---         -----------                                                                       ----------------


   3(a)        Limited Partnership Agreement of the Registrant, amended and                       *
               restated as of May 20, 1980

   3(b)        Certificate of Limited Partnership of the Registrant                               **

   27          Financial Data Schedule                                                            Filed with this document




- --------------

* Incorporated by reference to the Prospectus of the Registrant dated May 21, 1980, included as part of Registration Statement on Form S-1 (No. 2-67065)

** Incorporated by reference to Exhibit 3.4 to the Registration Statement on Form S-1 (No. 2-67065)