Form 10-Q
period 1996-09-30
IEA MARINE CONTAINER FUND II
filed 1996-11-12
CIK 315806

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM        TO
                                                             ------    ------
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

                      REPORT ON FORM 10-Q FOR THE QUARTERLY
                         PERIOD ENDED SEPTEMBER 30, 1996

                                TABLE OF CONTENTS


                                                                         PAGE
PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

          Balance Sheets - September 30, 1996 (unaudited) and
          December 31, 1995                                                4

          Statements of Operations for the three and nine months
          ended September 30, 1996 and 1995 (unaudited)                    5

          Statements of Cash Flows for the nine months ended
          September 30, 1996 and 1995 (unaudited)                          6

          Notes to Financial Statements (unaudited)                        7

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                             10


PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Forms 8-K during the period             11

                         PART I - FINANCIAL INFORMATION


Item 1.   Financial Statements

          Presented herein are the Registrant's balance sheets as of September 30, 1996 and December 31, 1995, statements of operations for the three and nine months ended September 30, 1996 and 1995, and statements of cash flows for the nine months ended September 30, 1996 and 1995.

                          IEA MARINE CONTAINER FUND II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 BALANCE SHEETS

                                   (UNAUDITED)


                                                                September 30,   December 31,
                                                                    1996           1995
                                                                -------------   ------------
                            Assets
Current assets:
   Cash, includes $34,821 at September 30, 1996 and $19,376
      at December 31, 1995 in interest-bearing accounts           $ 36,820       $ 19,586
   Short-term investments                                          716,858        730,000
   Net lease receivables due from Leasing Company
         (notes 1 and 2)                                              --           66,618
                                                                  --------       --------

             Total current assets                                  753,678        816,204
                                                                  --------       --------

                                                                  $753,678       $816,204
                                                                  ========       ========

              Liabilities and Partners' Capital

Current liabilities:
    Accounts payable and accrued expenses                         $ 32,825       $  6,943
                                                                  --------       --------

             Total current liabilities                              32,825          6,943
                                                                  --------       --------

Partners' capital:
    General partners                                                   243          1,127
    Limited partners                                               720,610        808,134
                                                                  --------       --------
             Total partners' capital                               720,853        809,261
                                                                  --------       --------

                                                                  $753,678       $816,204
                                                                  ========       ========


        The accompanying notes are an integral part of these statements.

                          IEA MARINE CONTAINER FUND II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF OPERATIONS

                                   (UNAUDITED)


                                                      Three Months Ended                Nine Months Ended
                                                 -----------------------------    ------------------------------
                                                 September 30,   September 30,    September 30,    September 30,
                                                     1996            1995             1996             1995
                                                 -------------   -------------    -------------    -------------
Net lease revenue (expense) (notes 1 and 3)       $ (25,309)       $  (4,351)       $ (38,306)       $ 193,784
Other operating expenses:
  Other general and administrative expenses          17,870            4,816           27,475           23,095
                                                  ---------        ---------        ---------        ---------
    Earnings (loss) from operations                 (43,179)          (9,167)         (65,781)         170,689
Other income:
  Interest income                                     9,423           10,700           27,879           20,549
  Net gain on disposal of equipment                    --             71,847             --            124,311
                                                  ---------        ---------        ---------        ---------
                                                      9,423           82,547           27,879          144,860
                                                  ---------        ---------        ---------        ---------
    Net earnings (loss)                           $ (33,756)       $  73,380        $ (37,902)       $ 315,549
                                                  =========        =========        =========        =========
Allocation of net earnings (loss):

  General partners                                $    (338)       $   6,842        $    (379)       $  15,038
  Limited partners                                  (33,418)          66,538          (37,523)         300,511
                                                  ---------        ---------        ---------        ---------
                                                  $ (33,756)       $  73,380        $ (37,902)       $ 315,549
                                                  =========        =========        =========        =========
Limited partners' per unit share
  of net earnings (loss)                          $   (1.67)       $    3.33        $   (1.88)       $   15.03
                                                  =========        =========        =========        =========


        The accompanying notes are an integral part of these statements.

                          IEA MARINE CONTAINER FUND II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)


                                                         Nine Months Ended
                                                   -------------------------------
                                                   September 30,     September 30,
                                                       1996              1995
                                                   -------------     -------------
Net cash provided by operating activities          $    25,644        $   276,609

Cash flows provided by investing activities:
    Proceeds from disposal of equipment                 28,547          1,008,734

Cash flows used in financing activities:
    Distribution to partners                           (50,506)          (808,091)
                                                   -----------        -----------

Net increase in cash and cash equivalents                3,685            477,252

Cash and cash equivalents at January 1                 749,586            403,411
                                                   -----------        -----------

Cash and cash equivalents at September 30          $   753,271        $   880,663
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

(2)  Net Lease Receivables Due from Leasing Company

     Net lease receivables due from the Leasing Company are determined by deducting direct operating payables and accrued expenses, and base management fees payable to CCC, the Leasing Company, and its affiliates from the rental billings payable by the Leasing Company to the Partnership under operating leases to ocean carriers for the containers owned by the Partnership. Net lease receivables at September 30, 1996 and December 31, 1995 were as follows:

                                                    September 30,  December 31,
                                                        1996          1995
                                                    -------------  ------------
Lease receivables, net of doubtful accounts
   of $nil at September 30, 1996 and $86,097
   at December 31, 1995                                $  --         $77,559
Less:
Direct operating payables and accrued expenses            --          10,941
                                                       ------        -------

                                                       $  --         $66,618
                                                       ======        =======

                                                                     (Continued)

                          IEA MARINE CONTAINER FUND II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS


(3)  Net Lease Revenue

     Net lease revenue is determined by deducting direct operating expenses and management fees to CCC and the Leasing Company, from the rental revenue billed by the Leasing Company under operating leases to ocean carriers for the containers owned by the Partnership. Net lease revenue (expense) for the three and nine-month periods ended September 30, 1996 and 1995, was as follows:

                                              Three Months Ended                 Nine Months Ended
                                        ------------------------------    ------------------------------
                                        September 30,    September 30,    September 30,    September 30,
                                             1996             1995             1996             1995
                                        -------------    -------------    -------------    -------------
Rental revenue                            $    --          $  10,865        $    --          $ 324,878
Rental equipment operating expenses          25,309           13,017           38,306           84,765
Base management fees                           --              2,199             --             46,329
                                          ---------        ---------        ---------        ---------
                                          $ (25,309)       $  (4,351)       $ (38,306)       $ 193,784
                                          =========        =========        =========        =========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

It is suggested that the following discussion be read in conjunction with the Registrant's most recent annual report on Form 10-K.

1) Material changes in financial condition between September 30, 1996 and December 31, 1995.

     As discussed in the Registrant's report for the year ended December 31, 1995, the Registrant's remaining containers were disposed of during 1995. The Registrant is currently in the final phase of the liquidation and wind up stage of operations. During this phase, the Registrant refrained from distributing cash generated from operations and sales proceeds to its partners, reserving all excess cash as part of its working capital in order to maintain sufficient cash reserves for expenses related to its final liquidation and subsequent dissolution. During the first nine months of 1996, the Registrant focused on the collection of its lease receivables and payment of its direct operating payables and accrued expenses. At September 30, 1996, the remaining gross lease receivables were deemed to be uncollectible and accordingly, charged against the existing allowance for doubtful accounts. Additionally, at September 30, 1996, the Registrant accrued for the remaining costs associated with the termination of the Partnership, including, but not limited to, accounting, tax, and legal fees. The Registrant anticipates that during the fourth quarter of 1996 it will discharge the remaining direct operating payables and accrued expenses, undertake a final distribution to its partners, cancel the Certificate of Limited Partnership and terminate the Partnership.


2) Material changes in the results of operations between the three and nine-month periods ended September 30, 1996 and the three and nine-month periods ended September 30, 1995.

     At the beginning of 1995, the Registrant had 1,343 containers remaining in its fleet. These containers were disposed of during 1995. Accordingly, the Registrant's container operations ceased during the fourth quarter of 1995. The Registrant experienced a net loss of $33,756 and $37,902 during the three and nine-month periods ended September 30, 1996, respectively, as interest income, the Registrant's sole source of income, was in excess of other general and administrative expenses. Rental equipment operating expenses, a component of net lease revenue, were $25,309 and $38,306 during the three and nine-month periods ended September 30, 1996, respectively. These amounts consisted of costs associated with the recovery actions against the doubtful accounts of certain lessees, including legal expenses and the provision for doubtful accounts. General and administrative expenses included investor processing, tax, legal, and audit expenses.

                           PART II - OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K

(a)  Exhibits

     Exhibit
        No.                            Description                                    Method of Filing
     -------                           -----------                                    ----------------
     3(a)        Limited Partnership Agreement of the Registrant, amended and         *
                 restated as of May 20, 1980

     3(b)        Certificate of Limited Partnership of the Registrant                 **

     27          Financial Data Schedule                                              Filed with this document


(b)  Reports on Form 8-K

     No reports on Form 8-K were filed by the Registrant during the quarter ended September 30, 1996





----------
* Incorporated by reference to the Prospectus of the Registrant dated May 21, 1980, included as part of Registration Statement on Form S-1 (No. 2-67065)

** Incorporated by reference to Exhibit 3.4 to the Registration Statement on Form S-1 (No. 2-67065)

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



                                     IEA MARINE CONTAINER FUND II
                                     (A California Limited Partnership)

                                     By Cronos Capital Corp.
                                        The Managing General Partner



                                     By /s/ JOHN KALLAS
                                        ----------------------------------------
                                        John Kallas
                                        Vice President, Treasurer
                                        Principal Financial & Accounting Officer



Date:  November 11, 1996

                                  EXHIBIT INDEX



Exhibit
   No.                              Description                               Method of Filing
-------                             -----------                               ----------------
3(a)        Limited Partnership Agreement of the Registrant, amended and      *
            restated as of May 20, 1980

3(b)        Certificate of Limited Partnership of the Registrant              **

27          Financial Data Schedule                                           Filed with this document


----------
* Incorporated by reference to the Prospectus of the Registrant dated May 21, 1980, included as part of Registration Statement on Form S-1 (No. 2-67065)

** Incorporated by reference to Exhibit 3.4 to the Registration Statement on Form S-1 (No. 2-67065)